Form 10-Q
period 2009-03-31
Gateway Pacific Bancorp
filed 2009-06-03
CIK 1440625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-152488

GATEWAY PACIFIC BANCORP

(Exact name of registrant as specified in its charter)

California	20-2466074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3035 E. 8th Street National City, California	91950
(Address of principal executive offices)	(Zip Code)

(619) 241-6902

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 1, 2009 there were 118,999 shares of common stock outstanding.

GATEWAY PACIFIC BANCORP

Quarterly Report on Form 10-Q for the period ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GATEWAY PACIFIC BANCORP

BALANCE SHEETS

	March 31, 2009 Unaudited	December 31, 2008 Audited
ASSETS

Cash and Cash Equivalents	$33,068	$10,150

Prepaids and Other Assets	30,117	23,545

	$63,185	$33,695

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Accounts Payable and Accrued Expenses	$10,897	$—
Note Payable to Bank	430,000	230,000
Due to Organizers	50,000	50,000

TOTAL LIABILITIES	490,897	280,000

COMMITMENTS	—	—

SHAREHOLDERS’ DEFICIT
Common Stock, no par value; 10,000,000 shares Authorized; 118,999 Shares issued and Outstanding	1,189,990	1,189,990
Deficit Accumulated During the Organizational Period	(1,617,702)	(1,436,295)

TOTAL SHAREHOLDERS’ DEFICIT	(427,712)	(246,305)

	$63,185	$33,695

GATEWAY PACIFIC BANCORP

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)
INCOME

Interest Income	$45	$2,831

ORGANIZATIONAL EXPENSES

Salaries, Wages, Benefits and Consulting Fees	140,179	131,023
Legal and Professional	30,509	25,031
Interest Expense	7,219
Other Expenses	3,545	5,626

	181,452	161,680

LOSS BEFORE INCOME TAXES	(181,407)	(158,849)

Income Taxes	—	—

NET LOSS	$(181,407)	$(158,849)

GATEWAY PACIFIC BANCORP

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2008 (audited) and the

Three Months Ended March 31, 2009 (unaudited)

	Common Stock		Deficit Accumulated During	Total
	Number of Shares	Amount	Organizational Period
BALANCE AT JANUARY 1, 2008	—	$—	$(799,241)	$(799,241)

Shares Issued	118,999	1,189,990	—	1,189,990

Net Loss			(637,054)	(637,054)

BALANCE AT DECEMBER 31, 2008	118,999	1,189,990	(1,436,295)	(246,305)

Net Loss			(181,407)	(181,407)

BALANCE AT MARCH 31, 2009	118,999	$1,189,990	$(1,617,702)	$(427,712)

GATEWAY PACIFIC BANCORP

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(181,407)	$(159,728)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Increase in Prepaids and Other Assets	(6,572)	(1,750)
Change in Accounts Payable and Accrued Expenses	10,897	(2,809)

NET CASH USED IN OPERATING ACTIVITIES	(177,082)	(164,287)

CASH FLOWS FROM INVESTING ACTIVITIES

No Investing Activities	—	—

NET CASH USED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Advance on Notes Payable to Bank	200,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,918	(164,287)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,150	417,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,068	$253,363

GATEWAY PACIFIC BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. The Company maintains amounts in banks, which may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Disclosure about Fair Value of Financial Instruments

In December 1996, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities,” an amendment of SFAS No. 107. SFAS No. 126 is effective for fiscal years ending after December 15, 1996. In accordance with SFAS No. 126, the Company is exempt from the disclosure requirements of SFAS No. 107 and has therefore elected not to disclose fair value information for financial instruments.

Stock-Based Compensation

The Company has adopted SFAS No. 123(R) “Shared-Based Payment.” This Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

Comprehensive Income

The Company has adopted Statement of SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. For the years ending December 31, 2008 and the three months ended March 31, 2009, net loss is the only component of comprehensive income for the Company.

Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The impact of adoption of SFAS No. 157 is not material as all of the Company’s assets and liabilities are carried at historical cost not fair value.

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a Bank’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

As of December 31, 2008 and March 31, 2009, the company had no assets or liabilities recorded at fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors Affecting Future Results

We may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q and the exhibits hereto), in our reports to shareholders and in other communications by us, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “propose,” “continue,” “predict,” “intend,” “plan” and similar expressions. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, including those described in this quarterly report and the other documents that are incorporated by reference herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

•	Our ability to obtain appropriate regulatory approvals and establish our business as contemplated;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	Increased regulation of the securities markets, including our securities, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise;

•	Changes in critical accounting policies and judgments;

•	Changes in federal and state banking and financial services laws and regulations;

•	General economic conditions; and

•	Other internal and external developments that could materially impact our operational and financial performance.

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Basis of Presentation – Plan of Operation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month period ended March 31, 2009. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report and the audited financial statements and related footnotes included in our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-152488), which Prospectus was filed pursuant to Rule 424(b)(4) on March 13, 2009.

Gateway Pacific Bancorp was incorporated under the laws of the State of California on February 25, 2005, under the name Venture One Holdings, Inc., for the purpose of becoming a bank holding company that would own all of the outstanding shares of capital stock of Gateway Pacific Bank, a California state-chartered bank in organization. As used herein, “we”, “our”, “us” and the “Company” refers to Gateway Pacific Bancorp, and its wholly-owned subsidiary, Gateway Pacific Bank (In Organization), where applicable. References to the “Bank” are references to Gateway Pacific Bank (In Organization).

Our only material source of funds has been the investment by our directors and organizers in our shares and a line of credit with Silverton Bank, National Association, for the purpose of providing for our organizational and offering expenses and for advancing the organizational and pre-opening expenses for the Bank. Prior to this offering, we sold an aggregate of 118,999 shares of our common stock to seven of our directors and 13 organizers in a private placement ending July 10, 2008 at the purchase price of $10.00 per share for total gross proceeds to us of $1,189,990. In order to fund our additional organizational and offering expenses and organizational and pre-opening expenses for the Bank, we have obtained a $1 million working capital line from an unaffiliated third party lender to cover any shortfall in funding these expenses prior to the closing of the offering. Any third party loans and/or additional advances made by our organizers are expected to be repaid to them upon the closing of the offering.

Since receiving preliminary approval to organize the Bank from the Commissioner of the California Department of Financial Institutions on April 4, 2008, we have been focused on completing the steps necessary to enable the Bank to open for business, including preparing our site, our information systems, our computer software and hardware, our internal controls, and our policies and procedures.

In March 2009, we commenced an initial public offering of our common stock. Pursuant to this offering, which was being made on a best efforts basis by us, we were seeking to raise an aggregate in gross proceeds of between $15 million to $ 19.375 million.

On May 15, 2009, we decided to suspend the organizational process of the Company and Bank due to the following factors:

1)	Lack of initial interest in the offering

2)	Resignation of several key members of the board of directors

3)	The termination of the line of credit with Silverton Bank, National Association, thereby eliminating funds for working capital needed for the organizational process

4)	The time and expense related to locating new directors approvable by the regulatory agencies

5)	The time and expense related to amending the offering circular and Registration Statement on Form S-1, as amended (Registration No. 333-152488), to reflect all needed changes.

All Executive Officers were released and the Company has discontinued its capital campaign and offering. On May 20, 2009, the Company requested the SEC to allow the Company to withdraw the Registration Statement on Form S-1, as amended (Registration No. 333-152488).

We will continue to consider alternative options for funding the Company and the organization of the Bank. The California Department of Financial Institutions has approved an extension until September 17, 2009. However, there is no assurance that we will be able to locate alternative funding sources before the expiration of this deadline.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In the first fiscal quarter ended March 31, 2009, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material, pending legal proceedings, other than ordinary, routine litigation incidental to our business.

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On March 6, 2009, our Registration Statement on Form S-1, as amended (Registration No. 333-152488), was declared effective for our initial public offering, pursuant to which we registered the offering and sale of up to an aggregate 1,937,500 shares of common stock, at a public offering price of $10.00 per share, or aggregate offering price of $19,375,000. The offering has commenced, but has not yet closed or terminated. We have not yet received any of the proceeds of the offering.

As of May 20, 2009, we have withdrawn our Registration Statement on Form S-1, as amended (Registration No. 333-152488), and discontinued our capital campaign and the offering.

(c) Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 15, 2009, Edward F. Plant, a member of the board of directors of the Company, resigned from the Company’s board of directors. No executive officer of the Company is aware of any disagreement between Mr. Plant and the Company on any matter relating to the Company’s operations, policies or practices.

Item 6.	Exhibits.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description
3.1	Articles of Incorporation of Gateway Pacific Bancorp as amended, incorporated by reference from Exhibit 3.1 to Gateway Pacific Bancorp’s Registration Statement on Form S-1 filed on July 23, 2008 (File No. 333-152488).

3.2	Bylaws of Gateway Pacific Bancorp (prior to changing name from Venture One Holdings, Inc.), incorporated by reference from Exhibit 3.2 to Gateway Pacific Bancorp’s Registration Statement on Form S-1 filed on July 23, 2008 (File No. 333-152488).

4.1	Specimen form of Certificate for Gateway Pacific Bancorp, incorporated by reference from Exhibit 4.1 to Gateway Pacific Bancorp’s Registration Statement on Form S-1 filed on July 23, 2008 (File No. 333-152488).

4.2	2008 Stock Option Plan of Gateway Pacific Bancorp, incorporated by reference from Exhibit 4.2 to Gateway Pacific Bancorp’s Registration Statement on Form S-1 filed on July 23, 2008 (File No. 333-152488).

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32.1)*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ Frederick J. (Rick) Mandelbaum
Frederick J. (Rick) Mandelbaum
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Date: June 3, 2009